Form 10-K
period 2006-12-31
Structured Products Corp CorTS Trust V for IBM Debentures
filed 2007-03-29
CIK 1376056

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   -----

                                FORM 10-K
                    FOR ANNUAL AND TRANSITION REPORTS
                 PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

(Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2006

                                    or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________ to ________

           Commission File Number of issuing entity: 333-133978-01

                      CORTS TRUST V FOR IBM DEBENTURES
       _________________________________________________________________
         (Exact name of issuing entity as specified in its charter)

        Commission File Number of depositor and sponsor: 333-133978


                          Structured Products Corp.
      __________________________________________________________________
      (Exact name of depositor and sponsor as specified in its charter)

                  Delaware                          13-3692801
 _____________________________________________________________________________
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

        388 Greenwich Street
            New York , NY                               10013
 _____________________________________________________________________________
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (212) 816-7496 Securities registered pursuant to Section 12(b) of the Act:

Title of each class              Name of Registered exchange on which registered

6.40% Corporate-Backed Trust     New York Stock Exchange ("NYSE")
Securities (CorTS)
Certificates

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act.
Yes [ ]   No [X]

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer [ ]   Accelerated filer [ ]   Non- accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

The registrant has no voting stock or class of common stock that is held by non-affiliates.


                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Part IV of this Annual Report: The distribution reports to security holders filed on Form 10-D during the fiscal year, in lieu of reports on Form 10-Q, which include the reports filed on Form 10-D listed in Item 15(a) hereto.

                               Introductory Note

Structured Products Corp. (the "Depositor") is the Depositor in respect of the CorTS Trust V For IBM Debentures (the "Trust"), a common law trust formed pursuant to the Base Trust Agreement, dated as of September 19, 2006, between the Depositor and U.S. Bank Trust National Association, as trustee (the "Trustee"), as supplemented by the CorTS Supplement 2006-1 (the "Series Supplement") dated as of September 29, 2006 in respect of the Trust. The Trust's assets consist solely of debentures issued by International Business Machines Corporation. The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

Pursuant to staff administrative positions, the Trust is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable." Distribution reports detailing receipts and distributions by the Trust are filed after each distribution date on Form 10-D in lieu of reports on Form 10-Q.

International Business Machines Corporation, the issuer of the underlying securities, is subject to the information reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). For information on

International Business Machines Corporation please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission") under its Exchange Act file number, 001-02360. The Commission maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Periodic and current reports and other information required to be filed pursuant to the Exchange Act by International Business Machines Corporation may be accessed on this site. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. The public may read and copy any materials filed with the Commission at the Commission's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. Please call the SEC at (800) SEC-0330 for further information on the operation of the SEC's public reference rooms. In addition, such reports and other information can be inspected at the offices of the New York Stock Exchange at 20 Broad Street, New York, New York 10005. Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer of the underlying securities or the underlying securities themselves have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.


                                   PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1. Business.

Item 1A. Risk Factors.

Item 2. Properties.

Item 3. Legal Proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.



Item 1B. Unresolved Staff Comments.

Not Applicable


                                   PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6. Selected Financial Data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.

Item 9B. Other Information.

         None


                                   PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

Item 13. Certain Relationships and Related Transactions.

Item 14. Principal Accounting Fees and Services.


    SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION
                              J(2) TO FORM 10-K.

      Item 1112(b) of Regulation AB.          Significant Obligors of Pool
                                              Assets (Financial Information).

The primary asset of the issuing entity is the underlying securities, $41,200,000 aggregate principal amount of 7.125% debentures due December 1, 2096 issued by International Business Machines Corporation. The issuer of the underlying securities, therefore, may be considered a significant obligor. The issuer of the underlying securities is subject to the information reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). For information on the issuer of the underlying securities please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission") under its Exchange Act file number, 001-02360.

      Item 1114(b)(2) of Regulation AB.       Credit Enhancement and Other
                                              Support, Except for Certain
                                              Derivatives
                                              Instruments (Information Regarding
                                              Significant Enhancement
                                              Providers Financial Information).

Based on the standards set forth in Item 1114(b)(2) of Regulation AB, no information is required in response to this Item.

      Item 1115(b) of Regulation AB.          Certain Derivatives Instruments
                                              (Financial Information).

Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.

      Item 1117 of Regulation AB.             Legal Proceedings.

Based on the standards set forth in Item 1117 of Regulation AB no information is required in response to this Item.

      Item 1119 of Regulation AB.             Affiliations and Certain
                                              Relationships and Related
                                              Transactions.

Based on the standards set forth in Item 1119 of Regulation AB, no information is required in response to this Item.

      Item 1122 of Regulation AB.             Compliance with Applicable
                                              Servicing Criteria

U.S. Bank Trust National Association has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by CorTS Trust V For IBM Debentures. U.S. Bank Trust National Association has completed a report on an assessment of compliance with the servicing criteria applicable (the "Report on Assessment") dated February 26, 2007 and for a period beginning January 1, 2006 through and including December 31, 2006, which Report on Assessment is attached as an exhibit to this Form 10-K. In addition, U.S. Bank

Trust National Association has provided an attestation report (the "Attestation Report") by a registered independent public accounting firm regarding its related Report on Assessment. The Attestation Report is attached as an exhibit to this Form 10-K. Neither the Report on Assessment or the related Attestation Report has identified any material instances of noncompliance with the servicing criteria described in the Report on Assessment as being applicable to CorTS Trust V For IBM Debentures.

      Item 1123 of Regulation AB.             Servicer Compliance Statement.

Structured Products Corp. has provided a statement of compliance (the "Compliance Statement") for the period from and including January 1, 2006 through and including December 31, 2006, which has been signed by an authorized officer of Structured Products Corp. The Compliance Statement of Structured Products Corp. is attached as an exhibit to this Form 10-K.

                                   PART IV

Item 15. Exhibits, Financial Statement Schedules.


         (a)     The following documents have been filed as part of this report.

                 1. Trustee's Distribution Statements documented on Form 10-D of CorTS Trust V For IBM Debentures to the certificateholders for the period from January 1, 2006 through and including December 31, 2006 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:


           Trust Description          Distribution Date          Filed on

CorTS Trust V For IBM Debentures       December 1, 2006       December 8, 2006



                 2.     None

                 3.     Exhibits:

                        31.1 - Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                        33.1 - Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust National Association for the period from and including January 1, 2006 through and including December 31, 2006.

                        34.1 - Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria.

                        35.1 - Servicer Compliance Statement of U.S. Bank Trust National Association for the period from and including January 1, 2006 through and including December 31, 2006.

                        99.1 - Registrant's Current Report on Form 10-D filed with the Securities and Exchange Commission on December 8, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

         (b)     See Item 15(a) above.

         (c)     Not Applicable.

SIGNATURE

         Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Structured Products Corp.,
                                               as Depositor for the Trust




                                               By:    /s/ John W. Dickey
                                               ---------------------------
                                               Name:  John W. Dickey
                                               Title: Authorized Signatory


Dated:  March 28, 2007

                                  EXHIBIT INDEX

Exhibit Number in                            Description of Exhibits
  this Form 10-K


       31.1 Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


                    Report on Assessment of Compliance with Servicing Criteria
       33.1 for U.S. Bank Trust National Association for the period from and including January 1, 2006 through and including December 31, 2006.


       34.1 Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria.


                    Servicer Compliance Statement of U.S. Bank Trust National
       35.1 Association for the period from and including January 1, 2006 through and including December 31, 2006.


       99.1 Registrant's Current Report on Form 10-D filed with the Securities and 99.1 Exchange Commission on December 1, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                                                                    Exhibit 31.1


                                  CERTIFICATION

I, John W. Dickey, certify that:

         1. I have reviewed this annual report on Form 10-K in respect of the CorTS Trust V For IBM Debentures (the "Trust") and all reports on Form 10-D containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of the Trust;

         2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

         3. Based on my knowledge, the distribution or servicing information required to be provided to the Depositor by the Trustee under the trust agreement, for inclusion in these reports is included in these reports;

         4. I am responsible for reviewing the activities performed by the Depositor and the Trustee under the trust agreement and based upon my knowledge and the annual compliance review required under that agreement and Item 1123 of Regulation AB, and except as disclosed in the reports, the Depositor and Trustee have each fulfilled its obligations under that agreement; and

         5. The reports disclose all significant deficiencies relating to the compliance by the Trustee and the Depositor with the minimum servicing or similar standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the trust agreement that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated party: U.S. Bank Trust National Association, as Trustee.

Date: March 28, 2007

        /s/ John W. Dickey
----------------------------
Name:   John W. Dickey
Title:  Authorized Signatory

                                                                    Exhibit 33.1


    REPORT ON ASSESSMENT OF COMPLIANCE WITH REGULATION AB SERVICING CRITERIA

                             Management's Assertion

  Report on Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB under the Securities Exchange Act of 1934


U.S. Bank National Association ("U.S. Bank") as a party participating in the servicing function for the following transactions:

                U.S. Bank Corporate Trust Repackaging Platform(1)

hereby provides the following report on its assessment of compliance with the servicing criteria set forth in Item 1122 of Regulation AB applicable to it and as described on Exhibit A hereto:

     1. U.S. Bank is responsible for assessing its compliance with the servicing criteria applicable to it as noted on the accompanying Exhibit A;

     2. U.S. Bank used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess its compliance with the applicable servicing criteria;

     3. U.S. Bank's assessment of its compliance with the applicable servicing criteria is as of and for the period beginning on the January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report. U.S. Bank's participation in the servicing function complied in all material respects with the applicable servicing criteria.

     4. Ernst & Young, a registered public accounting firm, has issued an attestation report on U.S. Bank's assessment of compliance with the applicable servicing criteria as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report.


                                            U.S. BANK NATIONAL ASSOCIATION


                                                   /s/ Bryan R. Calder
                                            ---------------------------------
                                            Name:  Bryan R. Calder
                                            Title: Executive Vice President


Date:  February 26, 2007

--------------------------
(1) The U.S. Bank Corporate Trust Repackaging Platform (the "Platform") consists of the activities involved in the performance of servicing functions for publicly issued transactions comprised of the repackaging of corporate debt and/or other agency securities the securities of which were offered on or after January 1, 2006. The Platform does not include asset-backed or mortgage-backed transactions serviced by a pool of receivables or other financial assets.

                       EXHIBIT A to Management's Assertion

Reg AB Reference     Servicing Criteria

General Servicing Considerations

1122(d)(1)(i)        Policies and procedures  are  instituted to monitor any  performance or other   Not Applicable
                     triggers and events of default in accordance with the transaction agreements.

1122(d)(1)(ii)       If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party's performance and compliance with such servicing activities.

1122(d)(1)(iii)      Any requirements in the transaction agreements to maintain a back-up            Not Applicable
                     servicer for the Pool Assets are maintained.

1122(d)(1)(iv)       A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.

Cash Collection and Administration

1122(d)(2)(i)        Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.

1122(d)(2)(ii)       Disbursements made via wire transfer on behalf of an obligor or to an investor are made only by authorized personnel.

1122(d)(2)(iii)      Advances of funds or guarantees regarding collections, cash flows or            Not Applicable
                     distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.

1122(d)(2)(iv)       The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of over collateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.

1122(d)(2)(v)        Each custodial account is maintained at a federally insured depository institution as set forth in the transaction agreements. For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)       Unissued checks are safeguarded so as to prevent unauthorized access.

1122(d)(2)(vii)      Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

Investor Remittances and Reporting

1122(d)(3)(i)        Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable
                     Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of
                     Pool Assets serviced by the Servicer.

1122(d)(3)(ii)       Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

1122(d)(3)(iii)      Disbursements made to an investor are posted within two business days to the
                     Servicer's investor records, or such other number of days specified in the transaction agreements.

1122(d)(3)(iv)       Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank statements.

Pool Asset Administration

1122(d)(4)(i)        Collateral or security on pool assets is maintained as required by the          Not Applicable
                     transaction agreements or related pool asset documents.

1122(d)(4)(ii)       Pool assets  and related documents are safeguarded as required by the transaction agreements

1122(d)(4)(iii)      Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or requirements in the transaction agreements.

1122(d)(4)(iv)       Payments on pool assets, including any payoffs, made in accordance with the related pool asset documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related pool asset documents.

1122(d)(4)(v)        The Servicer's records regarding the pool assets agree with the Servicer's records with respect to an obligor's unpaid principal balance.

1122(d)(4)(vi)       Changes with respect to the terms or status of an obligor's pool assets         Not Applicable
                     (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.

1122(d)(4)(vii)      Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.

1122(d)(4)(viii)     Records documenting collection efforts are maintained during the period a pool asset is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent pool assets including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).

1122(d)(4)(ix)       Adjustments to interest rates or rates of return for pool assets with           Not Applicable
                     variable rates are computed based on the related pool asset documents.

1122(d)(4)(x)        Regarding any funds held in trust for an obligor (such as escrow accounts):     Not Applicable
                     (A) such funds are analyzed, in accordance with the obligor's pool asset documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable pool asset documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related pool assets, or such other number of days specified in the transaction agreements.

1122(d)(4)(xi)       Payments made on behalf of an obligor (such as tax or insurance payments)       Not Applicable
                     are made on or before the related penalty or expiration dates, as indicated
                     on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

1122(d)(4)(xii)      Any late payment penalties in connection with any payment to be made on         Not Applicable
                     behalf of an obligor are paid from the Servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

1122(d)(4)(xiii)     Disbursements made on behalf of an obligor are posted within two business       Not Applicable
                     days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.
                                                                                                     Not Applicable
1122(d)(4)(xiv)      Delinquencies, charge-offs and uncollectible accounts are recognized and recorded in accordance with the transaction agreements.
                                                                                                     Not Applicable
1122(d)(4)(xv)       Any external enhancement or other support, identified in Item 1114(a)(1)
                     through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.

                                                                    Exhibit 34.1

            Report of Independent Registered Public Accounting Firm



[LOGO]                Ernst & Young LLP                    Phone: (612) 343-1000
                      220 South Sixth Street, Ste. 1400    www.ey.com
                      Minneapolis, MN 55402-4509


             Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that U.S. Bank National Association (the Company) complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the Structured Repackaging platform (the Platform) as of and for the year ended December 31, 2006, except for criteria 1122 (d)(1)(i), 1122 (d)(1)(iii), 1122 (d)(2)(iii), 1122 (d)(4)(i), 1122 (d)(4)(vi), and 1122 (d)(4)(ix) through
1122 (d)(4)(xv), which the Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006, for the Structured Repackaging platform is fairly stated, in all material respects.

                                                      /s/ Ernst & Young LLP

February 26, 2007


                    A Member Practice of Ernst & Young Global

                                                                    Exhibit 35.1

                         SERVICER COMPLIANCE STATEMENT
                     U.S. Bank Trust National Association

      The undersigned, a duly authorized officer of U.S. Bank Trust National Association (the "Trustee"), as Trustee in respect of the CorTS Trust V For IBM Debentures (the "Trust"), does hereby certify that:

1.    The Bank is Trustee under the Trust Agreement.

2. The undersigned is duly authorized as required pursuant to the Trust Agreement to execute and deliver this Certificate to the Trust.

3. This Certificate is delivered pursuant to Item 1123 of the Securities and Exchange Commission's Regulation AB.

4. A review of the Trustee's activities during the twelve-month period ended December 31, 2006 and of its performance under the Trust Agreement has been made under my supervision.

5. To the best of my knowledge, based on such review, the Trustee has fulfilled all of its obligations under the Trust Agreement in all material respects throughout such twelve-month period.

      IN WITNESS WHEREOF, the undersigned has duly executed this Certificate this 28th day of March 2007.

By:      /s/ Marlene Fahey
         -------------------
Name:    Marlene Fahey
Title:   Vice President