Form 10-K
period 2007-12-31
Structured Products Corp CorTS Trust V for IBM Debentures
filed 2008-03-26
CIK 1376056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from______to______


             Commission File Number of issuing entity: 333-133978-01


                        CORTS TRUST V FOR IBM DEBENTURES
               --------------------------------------------------
           (Exact name of issuing entity as specified in its charter)


           Commission File Number of depositor and sponsor: 333-133978


                            Structured Products Corp.
        -----------------------------------------------------------------
        (Exact name of depositor and sponsor as specified in its charter)


          Delaware                                       13-3692801
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


          388 Greenwich Street
              New York , NY                                10013
 ---------------------------------------                 ----------
 (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: (212) 816-7496 Securities registered pursuant to Section 12(b) of the Act:


Title of each class              Name of Registered exchange on which registered
-----------------------------    -----------------------------------------------
6.40% Corporate-Backed Trust     New York Stock Exchange ("NYSE")
Securities (CorTS) Certificates

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [] No [X]

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not applicable.

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer []    Accelerated filer []    Non- accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [] No [X]

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


Item 1122 of Regulation AB.              Compliance with Applicable Servicing
                                         Criteria

U.S. Bank Trust National Association has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by CorTS Trust V For IBM Debentures. U.S. Bank Trust National Association has completed a report on an assessment of compliance with the servicing criteria applicable (the "Report on Assessment") dated February 12, 2008 and for a period beginning January 1, 2007 through and including December 31, 2007, which Report on Assessment is attached as an exhibit to this Form 10-K. In addition, U.S. Bank

Trust National Association has provided an attestation report (the "Attestation Report") by a registered independent public accounting firm regarding its related Report on Assessment. The Attestation Report is attached as an exhibit to this Form 10-K. Neither the Report on Assessment or the related Attestation Report has identified any material instances of noncompliance with the servicing criteria described in the Report on Assessment as being applicable to CorTS Trust V For IBM Debentures.


Item 1123 of Regulation AB.              Servicer Compliance Statement.

Structured Products Corp. has provided a statement of compliance (the "Compliance Statement") for the period from and including January 1, 2007 through and including December 31, 2007, which has been signed by an authorized officer of Structured Products Corp. The Compliance Statement of Structured Products Corp. is attached as an exhibit to this Form 10-K.

                                 PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a)     The following documents have been filed as part of this report.

        1. Trustee's Distribution Statements documented on Form 10-D of CorTS Trust V For IBM Debentures to the certificateholders for the period from January 1, 2007 through and including December 31, 2007 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

        Trust Description            Distribution Date           Filed on

CorTS Trust V For IBM Debentures       June 1, 2007            June 14, 2007
CorTS Trust V For IBM Debentures      December 1, 2007        December 11, 2007


        2.     None

        3.     Exhibits:

               31.1 - Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               33.1 - Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust National Association for the period from and including January 1, 2007 through and including December 31, 2007.

               34.1 - Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria.

               35.1 - Servicer Compliance Statement of U.S. Bank Trust National Association for the period from and including January 1, 2007 through and including December 31, 2007.

               99.1 - Registrant's Current Report on Form 10-D filed with the Securities and Exchange Commission on June 14, 2007 and December 11, 2007, as further described in Item 15(a)(1)above, is incorporated herein by reference.

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

                                                  Structured Products Corp.,
                                                  as Depositor for the Trust



                                                  By:  /s/ John W. Dickey
                                                     ---------------------------
                                                  Name:     John W. Dickey
                                                  Title:    Authorized Signatory

Dated:  March 18, 2008

                                 EXHIBIT INDEX

     Exhibit                            Description of Exhibits
  Number in this
     Form 10-K

     31.1 Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     33.1 Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust National Association for the period from and including January 1, 2007 through and including December 31, 2007.

     34.1 Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria.

     35.1 Servicer Compliance Statement of U.S. Bank Trust National Association for the period from and including January 1, 2007 through and including December 31, 2007.

     99.1 Registrant's Current Report on Form 10-D filed with the Securities and Exchange Commission on June 14, 2007 and December 11, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

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

Date:    March 18, 2008

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

3. U.S. Bank's assessment of its compliance with the applicable servicing criteria is as of and for the period beginning on January 1, 2007 and ending December 31, 2007, the end of the fiscal year covered by the Form 10-K report. U.S. Bank's participation in the servicing function complied in all material respects with the applicable servicing criteria.

4. Ernst & Young, a registered public accounting firm, has issued an attestation report on U.S. Bank's assessment of compliance with the applicable servicing criteria as of and for the period beginning on January 1, 2007 and ending December 31, 2007, the end of the fiscal year covered by the Form 10-K report.


                                            U.S. BANK NATIONAL ASSOCIATION



                                            /s/ Bryan R. Calder
                                            -----------------------------
                                            Name:  Bryan R. Calder
                                            Title: President

Date:  February 12, 2008

______________________________
(1) The U.S. Bank Corporate Trust Repackaging Platform (the "Platform") consists of the activities involved in the performance of servicing functions for publicly issued transactions comprised of the repackaging of corporate debt and/or other agency securities the securities of which were offered on or after January 1, 2006. The Platform does not include asset-backed or mortgage-backed transactions serviced by a pool of receivables or other financial assets.

                     EXHIBIT A to Management's Assertion

     Reference                             Servicing Criteria                                 Applicable      Inapplicable
                                                                                              Servicing        Servicing
                                                                                               Criteria         Criteria
                                          General Servicing Considerations


1122(d)(1)(i)        Policies and procedures are instituted to monitor any
                     performance or other triggers and events of default in
                     accordance with the transaction agreements.                                                  X

1122(d)(1)(ii)       If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor
                     the third party's performance and compliance with such                        X
                     servicing activities.

1122(d)(1)(iii)      Any requirements in the transaction agreements to maintain a
                     back-up servicer for the Pool Assets are maintained.                                         X

1122(d)(1)(iv)       A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function
                     throughout the reporting period in the amount of coverage                     X
                     required by and otherwise in accordance with the terms of the transaction agreements.


                                         Cash Collection and Administration

1122(d)(2)(i)        Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other
                     number of days specified in the transaction agreements.                       X

1122(d)(2)(ii)       Disbursements made via wire transfer on behalf of an obligor
                     or to an investor are made only by authorized personnel.                      X

1122(d)(2)(iii)      Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees
                     charged for such advances, are made, reviewed and approved as                                X
                     specified in the transaction agreements.

1122(d)(2)(iv)       The related accounts for the transaction, such as cash
                     reserve accounts or accounts established as a form of over
                     collateralization, are separately maintained (e.g., with                      X
                     respect to commingling of cash) as set forth in the
                     transaction agreements.

1122(d)(2)(v)        Each custodial account is maintained at a federally insured depository institution as set forth in the transaction
                     agreements.  For purposes of this criterion, "federally
                     insured depository institution" with respect to a foreign                     X
                     financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the
                     Securities Exchange Act.

     Reference                             Servicing Criteria                                 Applicable      Inapplicable
                                                                                              Servicing        Servicing
                                                                                               Criteria         Criteria
1122(d)(2)(vi)       Unissued checks are safeguarded so as to prevent unauthorized
                     access.                                                                       X

1122(d)(2)(vii)      Reconciliations are prepared on a monthly basis for all
                     asset-backed securities related bank accounts, including
                     custodial accounts and related bank clearing accounts.  These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction
                     agreements; (C) reviewed and approved by someone other than                   X
                     the person who prepared the reconciliation; and (D) contain explanations for reconciling items.  These reconciling items are resolved within 90 calendar days of their original
                     identification, or such other number of days specified in the transaction agreements.


                                         Investor Remittances and Reporting

1122(d)(3)(i)        Reports to investors, including those to be filed with the
                     Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements.
                     Specifically, such reports (A) are prepared in accordance
                     with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C)
                     are filed with the Commission as required by its rules and
                     regulations; and (D) agree with investors' or the trustee's                   X
                     records as to the total unpaid principal balance and number of Pool Assets serviced by the Servicer.

1122(d)(3)(ii)       Amounts due to investors are allocated and remitted in
                     accordance with timeframes, distribution priority and other                   X
                     terms set forth in the transaction agreements.

1122(d)(3)(iii)      Disbursements made to an investor are posted within two
                     business days to the Servicer's investor records, or such                     X
                     other number of days specified in the transaction agreements.

1122(d)(3)(iv)       Amounts remitted to investors per the investor reports agree
                     with cancelled checks, or other form of payment, or custodial                 X
                     bank statements.

                                              Pool Asset Administration

1122(d)(4)(i)        Collateral or security on pool assets is maintained as
                     required by the transaction agreements or related pool asset
                     documents.                                                                                   X

1122(d)(4)(ii)       Pool assets and related documents are safeguarded as required
                     by the transaction agreements.                                                X

     Reference                             Servicing Criteria                                 Applicable      Inapplicable
                                                                                              Servicing        Servicing
                                                                                               Criteria         Criteria
1122(d)(4)(iii)      Any additions, removals or substitutions to the asset pool
                     are made, reviewed and approved in accordance with any                        X
                     conditions or requirements in the transaction agreements.

1122(d)(4)(iv)       Payments on pool assets, including any payoffs, made in
                     accordance with the related pool asset documents are posted to the Servicer's obligor records maintained no more than two
                     business days after receipt, or such other number of days                     X
                     specified in the transaction agreements, and allocated to
                     principal, interest or other items (e.g., escrow) in
                     accordance with the related pool asset documents.

1122(d)(4)(v)        The Servicer's records regarding the pool assets agree with
                     the Servicer's records with respect to an obligor's unpaid                    X
                     principal balance.

1122(d)(4)(vi)       Changes with respect to the terms or status of an obligor's pool assets (e.g., loan modifications or re-agings) are made,
                     reviewed and approved by authorized personnel in accordance                                  X
                     with the transaction agreements and related pool asset
                     documents.

1122(d)(4)(vii)      Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures
                     and repossessions, as applicable) are initiated, conducted                    X
                     and concluded in accordance with the timeframes or other
                     requirements established by the transaction agreements.

1122(d)(4)(viii)     Records documenting collection efforts are maintained during the period a pool asset is delinquent in accordance with the transaction agreements.  Such records are maintained on at least a monthly basis, or such other period specified in the
                     transaction agreements, and describe the entity's activities                  X
                     in monitoring delinquent pool assets including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or
                     unemployment).

1122(d)(4)(ix)       Adjustments to interest rates or rates of return for pool
                     assets with variable rates are computed based on the related                                 X
                     pool asset documents.

     Reference                             Servicing Criteria                                 Applicable      Inapplicable
                                                                                              Servicing        Servicing
                                                                                               Criteria         Criteria
1122(d)(4)(x)        Regarding any funds held in trust for an obligor (such as
                     escrow accounts): (A) such funds are analyzed, in accordance with the obligor's pool asset documents, on at least an
                     annual basis, or such other period specified in the
                     transaction agreements; (B) interest on such funds is paid,
                     or credited, to obligors in accordance with applicable pool                                  X
                     asset documents and state laws; and (C) such funds are
                     returned to the obligor within 30 calendar days of full
                     repayment of the related pool assets, or such other number of days specified in the transaction agreements.

1122(d)(4)(xi)       Payments made on behalf of an obligor (such as tax or
                     insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or
                     notices for such payments, provided that such support has                                    X
                     been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

1122(d)(4)(xii)      Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the Servicer's
                     funds and not charged to the obligor, unless the late payment                                X
                     was due to the obligor's error or omission.

1122(d)(4)(xiii)     Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the
                     servicer, or such other number of days specified in the                                      X
                     transaction agreements.

1122(d)(4)(xiv)      Delinquencies, charge-offs and uncollectible accounts are
                     recognized and recorded in accordance with the transaction                                   X
                     agreements.

1122(d)(4)(xv)       Any external enhancement or other support, identified in Item
                     1114(a)(1) through (3) or Item 1115 of Regulation AB, is                                     X
                     maintained as set forth in the transaction agreements.

                                                                    Exhibit 34.1

           Report of Independent Registered Public Accounting Firm


[Ernst & Young LOGO]     * Ernst & Young LLP        * Phone: (612) 343-1000
                           220 South Sixth Street,    www.ey.com
                           Ste 1400 Minneapolis,
                           MN 55402-4509


            Report of Independent Registered Public Accounting Firm

The Board of Directors
U.S. Bank National Association

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission (SEC) Regulation AB Servicing Criteria, that U.S. Bank National Association (the Company) complied with the servicing criteria set forth in Item 1122(d) of the SEC's Regulation AB for the Structured Repackaging platform (the Platform) as of and for the year ended December 31, 2007, except for servicing criteria 1122(d)(1)(i), 1122(d)(1)(iii), 1122(d)(2)(iii), 122(d)(4)(i), 1122(d)(4)(vi),
and 1122(d)(4)(ix)-(xv), which the Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the C ompany complied with the aforementioned servicing criteria as of and for the year ended December 31, 2007, for the Structured Repackaging platform is fairly stated, in all material respects.
                                                           /s/ Ernst & Young LLP

February 12, 2008

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

3. This Certificate is delivered pursuant to Item 1123 of the Securities and Exchange Commission's Regulation AB.

4. A review of the Trustee's activities during the twelve-month period ended December 31, 2007 and of its performance under the Trust Agreement has been made under my supervision.

5. To the best of my knowledge, based on such review, the Trustee has fulfilled all of its obligations under the Trust Agreement in all material respects throughout such twelve-month period.

      IN WITNESS WHEREOF, the undersigned has duly executed this Certificate this 18th day of March 2008.


By:

       /s/ Janet P. O'Hara
      ------------------------------
Name:   Janet P. O'Hara
Title:  Assistant Vice President