Form 10-K
period 2008-12-31
Structured Products Corp CorTS Trust V for IBM Debentures
filed 2009-03-24
CIK 1376056

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

For the fiscal year ended December 31, 2008

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

Item 10.     Directors, Executive Officers and Corporate Governance

Item 11.     Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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


Item 1122 of Regulation AB.              Compliance with Applicable Servicing
                                         Criteria

U.S. Bank Trust National Association has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by CorTS Trust V For IBM Debentures. U.S. Bank Trust National Association has completed a report on an assessment of compliance with the servicing criteria applicable (the "Report on Assessment") dated March 2, 2009 and for a period beginning January 1, 2008 through and including December 31, 2008, which Report on Assessment is attached as an exhibit to this Form 10-K. In addition, U.S. Bank

Trust National Association has provided an attestation report (the "Attestation Report") by a registered independent public accounting firm regarding its related Report on Assessment. The Attestation Report is attached as an exhibit to this Form 10-K. Neither the Report on Assessment or the related Attestation Report has identified any material instances of noncompliance with the servicing criteria described in the Report on Assessment as being applicable to CorTS Trust V For IBM Debentures.


Item 1123 of Regulation AB.              Servicer Compliance Statement.

Structured Products Corp. has provided a statement of compliance (the "Compliance Statement") for the period from and including January 1, 2008 through and including December 31, 2008, which has been signed by an authorized officer of Structured Products Corp. The Compliance Statement of Structured Products Corp. is attached as an exhibit to this Form 10-K.

                                 PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a)     The following documents have been filed as part of this report.

        1. Trustee's Distribution Statements documented on Form 10-D of CorTS Trust V For IBM Debentures to the certificateholders for the period from January 1, 2008 through and including December 31, 2008 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

        Trust Description            Distribution Date           Filed on

CorTS Trust V For IBM Debentures       June 1, 2008            June 16, 2008
CorTS Trust V For IBM Debentures      December 1, 2008        December 8, 2008


        2.     None

        3.     Exhibits:

               31.1 - Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               33.1 - Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust National Association for the period from and including January 1, 2008 through and including December 31, 2008.

               34.1 - Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria.

               35.1 - Servicer Compliance Statement of U.S. Bank Trust National Association for the period from and including January 1, 2008 through and including December 31, 2008.

               99.1 - Registrant's Current Report on Form 10-D filed with the Securities and Exchange Commission on June 16, 2008 and December 8, 2008, as further described in Item 15(a)(1)above, is incorporated herein by reference.

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

                                                  Structured Products Corp.,
                                                  as Depositor for the Trust



                                                  By:  /s/ Stanley Louie
                                                     ---------------------------
                                                  Name:     Stanley Louie
                                                  Title:    Authorized Signatory

Dated:  March 18, 2009

                                 EXHIBIT INDEX

     Exhibit                            Description of Exhibits
  Number in this
     Form 10-K

     31.1 Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     33.1 Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust National Association for the period from and including January 1, 2008 through and including December 31, 2008.

     34.1 Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria.

     35.1 Servicer Compliance Statement of U.S. Bank Trust National Association for the period from and including January 1, 2008 through and including December 31, 2008.

     99.1 Registrant's Current Report on Form 10-D filed with the Securities and Exchange Commission on June 16, 2008 and December 8, 2008, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                                                                    Exhibit 31.1


                                 CERTIFICATION

I, Stanley Louie, certify that:

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

Date:    March 18, 2009

     /s/ Stanley Louie
----------------------------
Name:   Stanley Louie
Title:  Authorized Signatory

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

3. U.S. Bank's assessment of its compliance with the applicable servicing criteria is as of and for the period beginning on January 1, 2008 and ending December 31, 2008, the end of the fiscal year covered by the Form 10-K report. U.S. Bank's participation in the servicing function complied in all material respects with the applicable servicing criteria.

4. Ernst & Young, a registered public accounting firm, has issued an attestation report on U.S. Bank's assessment of compliance with the applicable servicing criteria as of and for the period beginning on January 1, 2008 and ending December 31, 2008, the end of the fiscal year covered by the Form 10-K report.


                                            U.S. BANK NATIONAL ASSOCIATION



                                            /s/ Bryan R. Calder
                                            -----------------------------
                                            Name:  Bryan R. Calder
                                            Title: President

Date:  March 2, 2009

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

1122(d)(2)(vi)       Unissued checks are safeguarded so as to prevent unauthorized
                     access.                                                                       X


     Reference                             Servicing Criteria                                 Applicable      Inapplicable
                                                                                              Servicing        Servicing
                                                                                               Criteria         Criteria
1122(d)(2)(vii)      Reconciliations are prepared on a monthly basis for all
                     asset-backed securities related bank accounts, including
                     custodial accounts and related bank clearing accounts.  These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction
                     agreements; (C) reviewed and approved by someone other than                   X
                     the person who prepared the reconciliation; and (D) contain explanations for reconciling items.  These reconciling items are resolved within 90 calendar days of their original
                     identification, or such other number of days specified in the transaction agreements.


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


     Reference                             Servicing Criteria                                 Applicable      Inapplicable
                                                                                              Servicing        Servicing
                                                                                               Criteria         Criteria
1122(d)(4)(iv)       Payments on pool assets, including any payoffs, made in
                     accordance with the related pool asset documents are posted to the Servicer's obligor records maintained no more than two
                     business days after receipt, or such other number of days                     X
                     specified in the transaction agreements, and allocated to
                     principal, interest or other items (e.g., escrow) in
                     accordance with the related pool asset documents.

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

     Reference                             Servicing Criteria                                 Applicable      Inapplicable
                                                                                              Servicing        Servicing
                                                                                               Criteria         Criteria
1122(d)(4)(xiii)     Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the
                     servicer, or such other number of days specified in the                                      X
                     transaction agreements.

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

           Report of Independent Registered Public Accounting Firm


[Ernst & Young LOGO]     * Ernst & Young LLP        * Phone: (612) 343-1000
                           220 South Sixth Street,    www.ey.com
                           Ste 1400 Minneapolis,
                           MN 55402-4509


            Report of Independent Registered Public Accounting Firm

The Board of Directors
U.S. Bank National Association

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that U.S. Bank National Association (the Company) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the Structured Repackaging platform (the Platform) as of December 31, 2008, and for the period from January 1, 2008 through December 31, 2008 except for servicing criteria 1122(d)(1)(i), 1122(d)(1)(iii), 1122(d)(2)(iii),
122(d)(4)(i),  1122(d)(4)(vi),  and  1122(d)(4)(ix)-(xv),  which the Company has determined are not applicable to the activities performed by them with respect to the servicing Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. Although the Company is responsible for assessing compliance with Items 1122(d)(1)(ii), 1122(d)(4)(iii), 1122(d)(4)(vii), and 1122(d)(4)(viii) of Regulation AB, there were no servicing activities performed by the Company during the period January 1, 2008 through December 31, 2008, that required these servicing criteria to be complied with. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of December 31, 2008, and for the period from January 1, 2008 through December 31, 2008, for the Structured Repackaging platform is fairly stated, in all material respects.


                                           /s/ Ernst & Young LLP

Minneapolis, Minnesota
March 2, 2009

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

3. This Certificate is delivered pursuant to Item 1123 of the Securities and Exchange Commission's Regulation AB.

4. A review of the Trustee's activities during the twelve-month period ended December 31, 2008 and of its performance under the Trust Agreement has been made under my supervision.

5. To the best of my knowledge, based on such review, the Trustee has fulfilled all of its obligations under the Trust Agreement in all material respects throughout such twelve-month period.

      IN WITNESS WHEREOF, the undersigned has duly executed this Certificate this 12th day of March 2009.


By:    /s/ Janet P. O'Hara
      ------------------------------
Name:   Janet P. O'Hara
Title:  Assistant Vice President